Form 10-K
period 2002-03-31
TOYOTA AUTO FINANCE RECEIVABLES LLC; TOYOTA MOTOR CREDIT CORP
filed 2002-06-26
CIK 1131131, 834071

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION PRIVATE
                           Washington, D.C. 20549

                                 FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the period April 1, 2001 (date of formation) to March 31, 2002
                     ---------------------------------------------------
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from                  to
                                      ---------------    ----------------

      Commission file numbers:  333-41568, 333-41568-01, 333-58164,
                                333-58164-01 and 333-58164-02
                                ----------------------------------

               TOYOTA AUTO RECEIVABLES 2001-B OWNER TRUST
               ------------------------------------------
          (Exact name of registrant as specified in its charter)

             California                                    95-4836519
-------------------------------------                  ------------------
    State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization                      Identification No.)

   Toyota Auto Finance Receivables LLC
   19300 Gramercy Place, North Building
           Torrance, California                              90509
-------------------------------------------            ------------------
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code       (310) 468-7333
                                                       ------------------
Securities registered pursuant to section 12(b) of the Act:     None
                                                            -------------
Securities registered pursuant to Section 12(g) of the Act:     None
                                                           -------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                Yes  X  No
                                                                    ---    ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The registrant is a trust with no voting securities outstanding.
                         Exhibit Index is on Page 7.
                                 Page 1 of 7

This Annual Report on Form 10-K is filed by Toyota Auto Finance Receivables LLC ("TAFR") on behalf of the Toyota Auto Receivables 2001-B Owner Trust (the "Trust") pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended. This Annual Report on Form 10-K omits responses or responds in a modified fashion to certain Items required by Form 10-K in accordance with the responses of the Office of Chief Counsel, Division of Corporation Finance of the Securities and Exchange Commission, contained in a letter dated
November 5, 1993 and made orally to Toyota Motor Credit Corporation's ("TMCC's") counsel in response to TMCC's requests for exemptive relief from such reporting requirements.


PART I


ITEM 1.   BUSINESS.

Omitted.


ITEM 2.   PROPERTIES.

The Trust was created pursuant to a Trust Agreement dated as of March 23, 2001, between TAFR LLC as depositor (the "Depositor") and First Union Trust Company, National Association, as trustee ("First Union"), as amended and restated by an Amended and Restated Trust Agreement dated as of April 1, 2001, among the Depositor and First Union, as owner trustee. Pursuant to an Indenture executed in conjunction with the Agreement, the Trust issued asset-backed notes (the "Notes") secured by the assets of the Trust. The Indenture Trustee is Wells Fargo Bank Minnesota, National Association. The Notes consist of four classes of senior notes (the "Class A-1 4.300% Notes", "Class A-2 Adjustable Rate Notes", "Class A-3 Adjustable Rate Notes" and "Class A-4 Adjustable Rate Notes"). Only the Class A-2, Class A-3 and Class A-4 Notes were registered and publicly offered and sold. The Trust also issued a fractional undivided interest in certificated form (the "Subordinated Seller's Interest"). The Subordinated Seller's Interest was retained by the Seller.

The Trust entered into a swap agreement with TMCC to hedge floating interest rate exposure to the Trust. The swap agreement enabled the Trust to issue securities that bear interest on a basis different from that of the receivables held by the Trust.

The assets of the Trust primarily include a pool of retail installment sales contracts (the "Receivables"), secured by new and used Toyota and Lexus and other vehicles. The Trust's business activities include acquiring and holding the assets of the Trust, issuing the Notes and distributing proceeds to the Note holders.

The following tables set forth information relating to Trust asset delinquency as of March 31, 2002 and net losses for the period from April 1, 2001 through March 31, 2002:

                                                     March 31, 2002
                                               --------------------------
                                                               Aggregate
                                               Contracts        Balances
                                               ---------      -----------

          Delinquent Contracts:

          (i)    31-60 Days Delinquent              1718      $17,483,367
          (ii)   61-90 Days Delinquent               313       $3,542,616
          (iii)  Over 90 Days Delinquent             373       $4,336,066


                                                     March 31, 2002
                                               --------------------------
                                                  % of           % of
                                                               Aggregate
                                                Contracts       Balances
                                               Outstanding    Outstanding
                                               -----------    -----------
          Delinquency Rates:

          (i)   31-60 Days Delinquent                1.97%          2.05%
          (ii)  61-90 Days Delinquent                0.36%          0.42%
          (iii) Over 90 Days Delinquent              0.43%          0.51%


                                                      Period Ending
                                                     March 31, 2002
                                               --------------------------
                                               Contracts         Amount
                                               ---------       ----------

          Aggregate Net Losses:                       753      $3,494,141
          Reimbursed Credit Losses:                            $3,494,141

ITEM 3.   LEGAL PROCEEDINGS.

There is nothing to report with regard to this item.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There is nothing to report with regard to this item.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

The holder of record of all offered Notes as of March 31, 2002, was Cede & Co., the nominee of The Depository Trust Company ("DTC") in the United States. Direct participants active in the DTC system include Euroclear Bank S.A./N.V., as operator of the Euroclear System, Clearstream Banking, societe anonyme, and securities brokers and dealers, banks, trust companies and clearing corporations. Twenty-seven DTC participants hold the offered Notes as of the date hereof. The Notes are not listed on any securities exchange.

The Toyota Auto Receivables 2001-B Owner Trust issued and publicly offered the following three classes of securities covered by Registration Statement
Nos. 333-58164, 333-58164-01 and 333-58164-02 (declared effective
April 20, 2001), and Nos. 333-41568 and 333-41568-01 (declared effective
August 9, 2000): $500,000,000 aggregate principal amount of Adjustable Rate Asset Backed Notes, Class A-2, $360,000,000 aggregate principal amount of Adjustable Rate Asset Backed Notes, Class A-3, $175,000,000 aggregate principal amount of Adjustable Rate Asset Backed Notes, Class A-4 pursuant to the Indenture. The aggregate offering prices of Class A-2, Class A-3, and Class A-4 Notes, expenses incurred and underwriting discounts, fees and commissions paid by the issuer through the date hereof (all of which were paid to unaffiliated third party service providers) are all as disclosed in the related Prospectus and Registration Statement.

Subject to the terms and conditions of the Underwriting Agreement relating to the offered Notes, TAFR LLC sold the principal amount of the offered Notes to Morgan Stanley & Co. Incorporated, Salomon Smith Barney Inc., Banc of America Securities LLC, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated. The offering has terminated and all of the Notes have been sold.

The net proceeds received by TAFR LLC from the sale of the Notes was used to purchase the Receivables from TMCC pursuant to the Receivables Purchase Agreement and to fund the segregated trust account maintained by the Trustee for the benefit of the Note holders.


ITEM 6.   SELECTED FINANCIAL DATA.

Omitted.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Omitted.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Omitted.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There is nothing to report with regard to this item.

 PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Omitted.


ITEM 11.  EXECUTIVE COMPENSATION.

Omitted.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Omitted.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Omitted.


PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)   Exhibits

The exhibits listed on the accompanying Exhibit Index, page 7, are filed as part of this Report.

(b)   Reports on Form 8-K

The following reports on Form 8-K contain monthly Servicer's Certificates prepared by TMCC and were filed during the year ended March 31, 2002:

Date of Report
-----------------
June 29, 2001
July 31, 2001
August 29, 2001
September 28, 2001
October 31, 2001
November 30, 2001
December 21, 2001
January 31, 2002
February 28, 2002
March 29, 2002


The following Form 8-K which was filed during the year ended March 31, 2002 contains the Term Sheet for the Toyota Auto Receivables 2001-B Owner Trust:

Date of Report
-----------------
May 1, 2001


The following report on Form 8-K which was filed during the year ended March 31, 2002 contains the basic governing documents:

Date of Report:
------------------
May 21, 2001

                                 SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                  TOYOTA AUTO RECEIVABLES 2001-B OWNER TRUST


                                  BY:  TOYOTA MOTOR CREDIT CORPORATION,
                                       AS SERVICER



Date:  June 26, 2002                By:          /S/ GEORGE E. BORST
                                       ---------------------------------------
                                                     George E. Borst
                                                      President and
                                                 Chief Executive Officer
                                              (Principal Executive Officer)





SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to Note holders during the period covered by this report and the registrant does not intend to furnish such materials to Note holders subsequent to the filing of this report.

                                EXHIBIT INDEX





Exhibit                                                             Method
Number      Description                                            of Filing
-------     -----------                                            ---------

 20(a)      Report of Independent Accountants on Compliance         Filed
            with Specified Retail Receivable Servicing Standards   Herewith
            and Related Exhibits


 20(b)      Annual Statement as to Compliance                       Filed
                                                                   Herewith

 20(c)      Aggregate Monthly Report Information                   Filed
                                                                  Herewith