Form 10-K
period 2002-03-31
TOYOTA AUTO FINANCE RECEIVABLES LLC; TOYOTA MOTOR CREDIT CORP
filed 2002-06-26
CIK 1131131, 834071

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION PRIVATE
                           Washington, D.C. 20549

                                 FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the period August 1, 2001 (date of formation) to March 31, 2002
                     ----------------------------------------------------
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from                  to
                                      ---------------    ----------------
Commission file number:   333-58164, 333-58164-01 and 333-58164-02
                          ----------------------------------------

               TOYOTA AUTO RECEIVABLES 2001-C OWNER TRUST
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

This Annual Report on Form 10-K is filed by Toyota Auto Finance Receivables LLC ("TAFR") on behalf of the Toyota Auto Receivables 2001-C Owner Trust (the "Trust") pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended. This Annual Report on Form 10-K omits responses or responds in a modified fashion to certain Items required by Form 10-K in accordance with the responses of the Office of Chief Counsel, Division of Corporation Finance of the Securities and Exchange Commission, contained in a letter dated
November 5, 1993 and made orally to Toyota Motor Credit Corporation's ("TMCC's") counsel in response to TMCC's requests for exemptive relief from such reporting requirements.


PART I


ITEM 1.   BUSINESS.

Omitted.


ITEM 2.   PROPERTIES.

The Trust was created pursuant to a Trust Agreement dated as of August 1, 2001, among TAFR LLC as depositor (the "Depositor"), U.S. Bank Trust National Association ("U.S. Bank Trust") as trustee and U.S. Bank Trust, as Delaware Co-trustee (the "Delaware Co-trustee"), as amended and restated by an Amended and Restated Trust Agreement dated as of August 1, 2001, among the Depositor, U.S. Bank Trust, as owner trustee (the "Owner Trustee") and the Delaware Co-trustee and the Sub-Trust Supplement, dated as of August 1, 2001, among the Depositor, TMCC, as Sub-Trust Depositor, the Owner Trustee and the Delaware Co-trustee. Pursuant to an Indenture executed in conjunction with the Agreement, the Trust issued asset-backed notes (the "Notes") secured by the assets of the Trust.
The Indenture Trustee is U.S. Bank National Association. The Notes consist of four classes of senior notes (the "Class A-1 3.470% Notes", "Class A-2 3.770% Notes", "Class A-3 Adjustable Rate Notes" and "Class A-4 4.720% Notes"). Only the Class A-2, Class A-3 and Class A-4 Notes were registered and publicly offered and sold. The Trust also issued a fractional undivided interest in certificated form (the "Subordinated Seller's Interest"). The Subordinated Seller's Interest was retained by the Seller.

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

The following tables set forth information relating to Trust asset delinquency as of March 31, 2002 and net losses for the period from August 1, 2001 through March 31, 2002:

                                                     March 31, 2002
                                               --------------------------
                                                               Aggregate
                                               Contracts        Balances
                                               ---------      -----------

          Delinquent Contracts:

          (i)    31-60 Days Delinquent             1,012      $12,321,631
          (ii)   61-90 Days Delinquent               132       $1,828,419
          (iii)  Over 90 Days Delinquent             169       $2,212,928


                                                     March 31, 2002
                                               --------------------------
                                                  % of           % of
                                                               Aggregate
                                                Contracts       Balances
                                               Outstanding    Outstanding
                                               -----------    -----------
          Delinquency Rates:

          (i)   31-60 Days Delinquent                1.16%          1.14%
          (ii)  61-90 Days Delinquent                0.15%          0.17%
          (iii) Over 90 Days Delinquent              0.19%          0.20%


                                                      Period Ending
                                                     March 31, 2002
                                               --------------------------
                                               Contracts         Amount
                                               ---------       ----------

          Aggregate Net Losses:                      239       $1,150,416
          Reimbursed Credit Losses:                            $1,150,416

ITEM 3.   LEGAL PROCEEDINGS.

There is nothing to report with regard to this item.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There is nothing to report with regard to this item.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

The holder of record of all offered Notes as of March 31, 2002, was Cede & Co., the nominee of The Depository Trust Company ("DTC") in the United States. Direct participants active in the DTC system include Euroclear Bank S.A./N.V., as operator of the Euroclear System, Clearstream Banking, societe anonyme, and securities brokers and dealers, banks, trust companies and clearing corporations. Fifty-nine DTC participants hold the offered Notes as of the date hereof. The Notes are not listed on any securities exchange.

The Toyota Auto Receivables 2001-C Owner Trust issued and publicly offered the following three classes of securities covered by Registration Statement
Nos. 333-58164, 333-58164-01 and 333-58164-02 (declared effective April 20,
2001): $462,000,000 aggregate principal amount of 3.770% Asset Backed Notes, Class A-2, $391,000,000 aggregate principal amount of Adjustable Rate Asset Backed Notes, Class A-3, $219,500,000 aggregate principal amount of 4.720% Asset Backed Notes, Class A-4 pursuant to the Indenture. The aggregate offering prices of Class A-2, Class A-3, and Class A-4 Notes, expenses incurred and underwriting discounts, fees and commissions paid by the issuer through the date hereof (all of which were paid to unaffiliated third party service providers) are all as disclosed in the related Prospectus and Registration Statement.

Subject to the terms and conditions of the Underwriting Agreement relating to the offered Notes, TAFR LLC sold the principal amount of the offered Notes to Deutsche Banc Alex. Brown Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC, Credit Suisse First Boston Corporation, J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated, and Salomon Smith Barney Inc. The offering has terminated and all of the Notes have been sold.

The net proceeds received by TAFR LLC from the sale of the Notes was used to purchase the Receivables from TMCC pursuant to the Receivables Purchase Agreement.


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

(b)   Reports on Form 8-K

The following reports on Form 8-K contain monthly Servicer's Certificates prepared by TMCC and were filed during the year ended March 31, 2002:

Date of Report
-----------------
October 31, 2001
November 30, 2001
December 21, 2001
January 31, 2002
February 28, 2002
March 29, 2002

The following Form 8-K which was filed during the year ended March 31, 2002 contains the Term Sheet for the Toyota Auto Receivables 2001-C Owner Trust:

Date of Report
-----------------
September 4, 2001

The following report on Form 8-K which was filed during the year ended March 31, 2002 contains the basic governing documents:

Date of Report:
------------------
October 3, 2001

                                 SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                  TOYOTA AUTO RECEIVABLES 2001-C OWNER TRUST


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